Form 10-Q
period 2008-06-30
GLOBAL HOLDINGS INC
filed 2008-08-13
CIK 1427187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

GLOBAL HOLDINGS, INC.
(Exact name of registrant as specified in Charter

Nevada	333-150651	20-8403198
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

P.O. Box 6053
East Brunswick, New Jersey 08816
 (Address of Principal Executive Offices)
 _______________

(732) 991-5610
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 12, 2008: 18,124,000 shares of common stock.

GLOBAL HOLDINGS, INC.

FORM 10-Q

June 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 1A.	Risk Factors
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
June 30, 2008
(Unaudited)

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)

TABLE OF CONTENTS

Page(s)

Consolidated Balance Sheets – As of June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	1

Consolidated Statements of Operations – For the Three Months Ended June 30, 2008 and 2007, for the Six Months Ended June 30, 2008, for the Period from January 29, 2007 (Inception) to June 30, 2007 and for the Period from January 29, 2007 (Inception) to June 30, 2008 (Unaudited)	2

Consolidated Statements of Cash Flows – For the Six Months Ended June 30, 2008, for the Period from January 29, 2007 (Inception) to June 30, 2007 and for the Period from January 29, 2007 (Inception) to June 30, 2008 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4 - 9

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$3,259	$-
Total Current Assets	3,259	-

Total Assets	$3,259	$-

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Loans payable - related party	$964	$964
Total Current Liabilities	964	964

Stockholders’ Equity (Deficit)
Preferred stock ( $0.0001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.0001 par value, 200,000,000 shares authorized,
18,114,000 and 18,084,500 shares issued and outstanding at
June 30, 2008 and December 31, 2007, respectively)	1,811	1,808
Additional paid in capital	22,789	16,892
Deficit accumulated during development stage	(22,305)	(2,764)
Subscription receivable	-	(16,900)
Total Stockholders’ Equity (Deficit)	2,295	(964)

Total Liabilities and Stockholders’ Equity	$3,259	$-

See accompanying notes to unaudited financial statements

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended	For the Period from January 29, 2007 (inception) to	For the Period from January 29, 2007 (inception) to
	2008	2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenues	$1,484	$-	$1,484	$-	$1,484

Operating expenses
General and administrative	8,056	-	21,025	2,439	23,789
Total operating expenses	8,056	-	21,025	2,439	23,789

Loss from operations	(6,572)	-	(19,541)	(2,439)	(22,305)

Net loss	$(6,572)	$-	$(19,541)	$(2,439)	$(22,305)

Net loss per share - basic and diluted	$(0.00)	$-	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	18,114,000	18,000,000	18,110,709	17,844,271	18,017,903

See accompanying notes to unaudited financial statements

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended	For the period from January 29, 2007 (Inception) to	For the period from January 29, 2007 (Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,541)	$(2,439)	$(22,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related parties	-	1,550	1,550
Stock issued for services	-	250	250
Net Cash Used In Operating Activities	(19,541)	(639)	(20,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of prior period stock subscriptions	16,900	-	16,900
Proceeds from issuance of common stock	5,900	-	5,900
Proceeds from loans payable - related party	-	639	964
Net Cash Provided By Financing Activities	22,800	639	23,764

Net increase in cash	3,259	-	3,259

Cash - beginning of period	-	-	-

Cash - end of period	$3,259	$-	$3,259

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form S-1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended December 31, 2007. The interim results for the period ended June 30, 2008 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Global Holdings, Inc. is a Nevada corporation incorporated on January 29, 2007. On September 26, 2007, the Company formed its wholly owned subsidiary, BZ Commercial Corp, a New Jersey corporation. The Company assists in securing asset based financing for smaller companies throughout the United States and Canada.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include related party debt funding, equity based financing, obtaining agreements with factoring companies, and further implementation of the business plan. The Company will look to obtain additional debt and/or equity related funding opportunities.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition. The Company's operations are subject to significant risk and uncertainties including financial, operational, and regulatory risks including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
June 30, 2008
(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at June 30, 2008.

Accounts Receivable

Accounts receivable represents normal trade obligations from customers that are subject to normal trade collection terms. The Company periodically evaluates the collectibility of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specifically identifiable information about customers.  Management does not feel it is necessary to establish an allowance for doubtful accounts at this time.  Accordingly, actual amounts could vary from the recorded allowances.

Revenue Recognition

The Company recognizes consulting fees related to referrals of clients to brokerages under separate brokerage agreements with the Company.  These clients seek factoring services from the brokerages and the Company introduces the client to the brokerage.

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition and records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the service is completed without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

•	Evidence of the arrangement is noted by an executed brokerage agreement.

•	Services rendered are noted by the Company’s referral of a client and the closing of a transaction between the referred client and the broker with whom the Company has executed a brokerage agreement.

•	Price is fixed and determinable pursuant to the terms of a brokerage agreement, typically 10% of commissions earned at closing by the brokerage.

•
Collectability is reasonably assured as the nature of the closed transactions are for fund raising purposes; therefore, the referred clients are deemed able to pay all closing costs.  To date, collectability has not been a problem for the Company.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
June 30, 2008
(Unaudited)

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2008 and 2007, and for the period from January 29, 2007 (inception) to June 30, 2008, respectively, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents if outstanding would have been anti-dilutive.

Stock-based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”.  For the three and six months ended June 30, 2008 and 2007 and for the period from January 29, 2007 (inception) to June 30, 2008, respectively, the Company has not issued any stock based compensation to employees.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including loans payable - related party, approximates fair value due to the relatively short period to maturity for this instrument.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 is not expected to have a material effect on its financial position, results of operations or cash flows.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
June 30, 2008
(Unaudited)

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
June 30, 2008
(Unaudited)

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $19,541 and net cash used in operations of $19,541 for the six months ended June 30, 2008; and a deficit accumulated during the development stage of $22,305 at June 30, 2008.  In addition, the Company is in the development stage and has not yet generated any significant revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 4 Loans Payable – Related Party

During 2007, the Company’s Chief Executive Officer advanced $964 to pay the Company’s expenses.  The advances were non-interest bearing, unsecured and due on demand.

All advances represent a 100% concentration in debt financing.

Note 5 Stockholders’ Equity

During March 2007, the Company issued 15,500,000 shares of common stock, having a fair value of $1,550 ($0.0001/share), to its founders for services rendered.

During March 2007, the Company issued 2,500,000 shares of common stock, having a fair value of $250 ($0.0001/share), based upon issuances of common stock to founders for services rendered, in exchange for consulting services to be performed over a period of one year.  At December 31, 2007, it was determined that the terms of service with each consultant had been fulfilled and that there was no prepaid asset remaining.

During October – December 2007, the Company issued 84,500 shares of common stock to third party investors under a private placement in exchange for subscriptions receivable having a fair value of $16,900 ($0.20/share) based upon the cash-offering price.  These subscriptions were received in January 2008.

During January and February 2008, the Company issued 29,500 shares of common stock to third party investors under a private placement for $5,900 ($0.20/share).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation

For the three months ended June 30, 2008 and 2007, we had revenues of $1,484 and $0, respectively. Expenses for the three months ended June 30, 2008 and 2007 totaled $8,056 and $0, respectively resulting in a loss from operations of $6,572 and $0.

We had our first revenue transactions during the three months ending June 30, 2008.  Primary operations did not begin until the second quarter of 2008.

Liquidity and Capital Resources

As of June 30, 2008 and December 31, 2007, we had $3,259 and $0, respectively in cash.

We believe we can satisfy our cash requirements for the next twelve months with our current cash. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $50,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

Plan of Operation

Global Holdings, Inc. was incorporated in the State of Nevada in January 2007.  In September 2007, the Company formed its wholly-owned subsidiary, BZ Commercial.  The Company is a development stage principally engaged in the business of providing consulting to commercial corporations whose sales volumes are under $1,000,000 per year.  Through its subsidiary, the Company will attempt to secure Asset Based Financing facilities which could include Factoring, Inventory Lending, Purchase Order Financing, Accounts Receivable Financing and many other types of Asset Based Lending Facilities from lenders.  In this regard, Factoring is the sale of a company’s invoices to a third party, known as a Factor.  A Factor will purchase a company’s invoices for up to 90% of the total amount. The company would then get needed cash now and the Factor takes on the risk of collecting the payments from the company’s customers. The creditworthiness of the company’s customers is very important and leads to better terms from a Factor.

Founded in 2007, the Company will target companies throughout the United States and Canada.  The focus will be companies that cannot easily secure asset-backed financing.  Specifically, the companies focused on may have management or historical corporate issues, be newly formed, have limited equity and/or sustained losses that depreciate the value of the specific company’s assets.

We expect to have agreements in place with bank lenders whom will pay us a fixed percentage of any loans or fees earned that will occur between our referred clients and the bank lender.  We may also charge a fee to the client if we are successful in securing a financial arrangement.

Typically, we will have potential clients fill out applications and provide us with substantial business information, such as historical data, reference, credit reports, etc.,  which we will package and supply to lenders that we feel will give our clients the best possible service, rates and systems.  Upon receiving approval from a lender to proceed with financing, we will assist our clients with deal execution and are only compensated when financing is received for our clients.

Critical Accounting Policies

Global Holdings financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Global Holdings views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Global Holdings' financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our  results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 is not expected to have a material effect on its financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) und er the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1    Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1    Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HOLDINGS, INC.

Date: August 12, 2008	By:	/s/ Mitchell Cohen
Mitchell Cohen
President , CFO, Chairman of the Board of Directors

GLOBAL HOLDINGS, INC.

Date: August 12, 2008	By:	/s/ Stuart Davis
Stuart Davis
Secretary and Directors