Form 10-Q
period 2008-09-30
GLOBAL HOLDINGS INC
filed 2008-11-13
CIK 1427187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2008: 18,124,000 shares of common stock.

GLOBAL HOLDINGS, INC.

FORM 10-Q

September 30, 2008

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

SIGNATURE

 Item 1. Financial Information

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
September 30, 2008
(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets – As of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	1

Consolidated Statements of Operations – For the Three Months Ended September 30, 2008 and 2007, for the Nine Months Ended September 30, 2008, for the Period from January 29, 2007 (Inception) to September 30, 2007 and for the Period from January 29, 2007 (Inception) to September 30, 2008 (Unaudited)	2

Consolidated Statements of Cash Flows – For the Nine Months Ended September 30, 2008, for the Period from January 29, 2007 (Inception) to September 30, 2007 and for the Period from January 29, 2007 (Inception) to September 30, 2008 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4 - 9

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$917	$-
Total Current Assets	917	-

Total Assets	$917	$-

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts Payable	$20,539	$-
Loans payable - related party	964	964
Total Current Liabilities	21,503	964

Stockholders’ Deficit
Preferred stock ( $0.0001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.0001 par value, 200,000,000 shares authorized,
18,124,000 and 18,084,500 shares issued and outstanding	1,812	1,808
Additional paid in capital	24,788	16,892
Deficit accumulated during development stage	(47,186)	(2,764)
Subscription receivable	-	(16,900)
Total Stockholders’ Deficit	(20,586)	(964)

Total Liabilities and Stockholders’ Deficit	$917	$-

See accompanying notes to unaudited financial statements

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended	For the Period from January 29, 2007 (inception) to	For the Period from January 29, 2007 (inception) to
	2008	2007	September 30, 2008	September 30, 2007	September 30, 2008

Revenues	$-	$-	$1,484	$-	$1,484

Operating expenses
General and administrative	24,881	325	45,906	2,764	48,670
Total operating expenses	24,881	325	45,906	2,764	48,670

Loss from operations	(24,881)	(325)	(44,422)	(2,764)	(47,186)

Net loss	$(24,881)	$(325)	$(44,422)	$(2,764)	$(47,186)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	18,121,717	18,000,000	18,114,405	17,920,479	18,035,143

See accompanying notes to unaudited financial statements

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended	For the period from January 29, 2007 (Inception) to	For the period from January 29, 2007 (Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,422)	$(2,764)	$(47,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts Payable	20,539	-	20,539
Stock issued for services - related parties	-	1,550	1,550
Stock issued for services	2,000	250	2,250
Net Cash Used In Operating Activities	(21,883)	(964)	(22,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	22,800	-	22,800
Proceeds from loans payable - related party	-	964	964
Net Cash Provided By Financing Activities	22,800	964	23,764

Net increase in cash	917	-	917

Cash - beginning of period	-	-	-

Cash - end of period	$917	$-	$917

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
September 30, 2008
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form S-1, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the period ended December 31, 2007. The interim results for the period ended September 30, 2008 are not necessarily indicative of results for the full fiscal year.

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

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
September 30, 2008
(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at September 30, 2008 and December 31, 2007, respectively.

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

•
Collectability is reasonably assured as the nature of the closed transactions are for fund raising purposes; therefore, the referred clients are deemed able to pay all closing costs.  To date, the Company has not had any collectability issues.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
September 30, 2008
(Unaudited)

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the period from January 29, 2007 (inception) to September 30, 2008, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents if outstanding would have been anti-dilutive.

Stock-based Compensation

All share-based payments to employees will be recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”.  For the period from January 29, 2007 (inception) to September 30, 2008, the Company has not issued any stock based compensation to employees.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Deficit Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

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

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
September 30, 2008
(Unaudited)

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements. The adoption of SFAS No. 159 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
September 30, 2008
(Unaudited)

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
September 30, 2008
(Unaudited)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $44,422 and net cash used in operations of $21,883 for the nine months ended September 30, 2008; and a working capital deficit and stockholders’ deficit of $20,586, and a deficit accumulated during the development stage of $47,186 at September 30, 2008.  In addition, the Company is in the development stage and has not yet generated any significant revenues.

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

Note 5 Stockholders’ Deficit

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

On July 21, 2008, the Company issued 10,000 shares of common stock for legal services rendered, having a fair value of $2,000 ($0.20/share), based upon the recent cash offering price. At September 30, 2008, the Company has expensed this stock issuance as a component of general and administrative expense.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation

For the nine months ended September 30, 2008 and for the period from January 29, 2007 (inception ) to September 30, 2007 we had revenues of $1,484 and $0, respectively. Expenses for the nine months ended September 30, 2008 and for the period from January 29, 2007 (inception) to September 30, 2007 totaled $45,906, and $2,764, respectively resulting in a loss from operations of $44,422 and $2,764, respectively.

We had our first revenue transactions during the nine months ending September 30, 2008.  Primary operations did not begin until the second quarter of 2008.

Liquidity and Capital Resources

As of September 30, 2008 and December 31, 2007, we had $917 and $0, respectively in cash.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 4T.  Controls and Procedures

(a)   Evaluation of Disclosure Controls. Mitchell Cohen, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Cohen concluded that our disclosure controls and procedures were effective as of September 30, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

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

GLOBAL HOLDINGS, INC.

Date: November 13, 2008	By:	/s/ Mitchell Cohen
Mitchell Cohen
President , CFO, Chairman of the Board of Directors

GLOBAL HOLDINGS, INC.

Date: November 13, 2008	By:	/s/ Stuart Davis
Stuart Davis
Secretary and Director