Form 10-K
period 2008-12-31
GLOBAL HOLDINGS INC
filed 2009-03-30
CIK 1427187

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

GLOBAL HOLDINGS, INC.
(Exact name of registrant as specified in Charter

Nevada	333-150651	20-8403198
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

P.O. Box 6053
East Brunswick, New Jersey 08816
 (Address of Principal Executive Offices)
 _______________

(732) 991-5610
 (Issuer Telephone number)
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.0001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                      No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes   ☐                  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Revenues for year ended December 31, 2008:

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of March 27, 2009 was: 18,224,000

Documents Incorporated by Reference: None.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

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

Employees

We have no full time employees. Our president has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2.	DESCRIPTION OF PROPERTY

We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol GOHG. Minimal trading has have occurred through the date of this Report.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

There are 46 shareholders of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

ITEM 6.	SELECTED FINANCIAL DATA

None

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

The Registrant is continuing its efforts to locate a merger Candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and closing such merger. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

Results of Operation

For the year ended December 31, 2008 and for the period from January 29, 2007 (inception ) to December 31, 2007 we had revenues of $1,484 and $0, respectively. Operating expenses for the year ended December 31, 2008 and for the period from January 29, 2007 (inception) to December 31, 2007 totaled $69,256, and $2,764, respectively resulting in a net loss of $67,772 and $2,764, respectively.

Liquidity and Capital Resources

As of December 31, 2008 and December 31, 2007, we had $736 and $0, respectively in cash.

We believe we can satisfy our cash requirements for the next twelve months with our current cash and continuous reliance on related party debt financing. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

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

ITEM 8.	FINANCIAL STATEMENTS

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
December 31, 2008 and 2007

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets – As of December 31, 2008 and December 31, 2007	F-2

Consolidated Statements of Operations –
For the Year Ended December 31, 2008, for the Period from
January 29, 2007 (Inception) to December 31, 2007 and for the
Period from January 29, 2007 (Inception) to December 31, 2008	F-3

Consolidated Statements of Changes in Stockholder’s Deficit –
For the Year Ended December 31, 2008, for the Period from
January 29, 2007 (Inception) to December 31, 2007 and for the
Period from January 29, 2007 (Inception) to December 31, 2008	F-4

Consolidated Statements of Cash Flows –
For the Year Ended December 31, 2008, for the Period from
January 29, 2007 (Inception) to December 31, 2007 and for the
Period from January 29, 2007 (Inception) to December 31, 2008	F-5

Notes to Consolidated Financial Statements	F-6 – F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Global Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Global Holdings, Inc. and Subsidiary (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year ended at December 31, 2008, for the period from January 29, 2007 (inception) to December 31, 2007, and for the period from January 29, 2007 (inception) to December 31, 2008, These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Holdings, Inc. and Subsidiary (a development stage company) as of December 31, 2008 and 2007, and the results of its consolidated operations and its cash flows for the year ended December 31, 2008, the period from January 29, 2007 (inception) to December 31, 2007, and for the period from January 29, 2007 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $67,772 and net cash used in operations of $29,064 for the year ended December 31, 2008, and a working capital deficit of $23,936 and a stockholders' deficit of $23,936 at December 31, 2008, These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
March 20, 2009

551 NW 77th Street. Suite 107 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.berrnancpas.com • infoebermancpas.com
Registered with the PCAOB ▪ Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
Assets

Current Assets
Cash	$736	$-
Total Current Assets	736	-

Total Assets	$736	$-

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$16,650	$-
Loans payable - related party	7,964	964
Accrued interest payable - related party	58	-
Total Current Liabilities	24,672	964

Stockholders’ Deficit
Preferred stock ( $0.0001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.0001 par value, 200,000,000 shares authorized,
18,224,000 and 18,084,500 shares issued and outstanding)	1,822	1,808
Additional paid in capital	44,778	16,892
Deficit accumulated during development stage	(70,536)	(2,764)
Subscription receivable	-	(16,900)
Total Stockholders’ Deficit	(23,936)	(964)

Total Liabilities and Stockholders’ Deficit	$736	$-

See accompanying notes to consolidated financial statements

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

	For the Year Ended	For the Period from January 29, 2007 (inception) to	For the Period from January 29, 2007 (inception) to
	December 31, 2008	December 31, 2007	December 31, 2008

Revenues	$1,484	$-	$1,484

Operating expenses
General and administrative	69,256	2,764	72,020
Total operating expenses	69,256	2,764	72,020

Net loss	$(67,772)	$(2,764)	$(70,536)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the year/period - basic and diluted	18,117,363	17,957,579	18,048,107

See accompanying notes to consolidated financial statements

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Deficit
For the Year Ended December 31, 2008, for the Period from January 29, 2007 (inception) to December 31, 2007, and for the Period from January 29, 2007 ( Inception ) to December 31, 2008

				Deficit
				Accumulated
				During		Total
	Common Stock		Additional	Development	Subscriptions	Stockholders'
	Shares	Amount	Paid in Capital	Stage	Receivable	Deficit

Issuance of common stock for services - related parties - founder shares ($0.0001/share)	15,500,000	$1,550	$-	$-	$-	$1,550

Issuance of common stock for consulting services ($0.0001/share)	2,500,000	250	-	-	-	250

Issuance of common stock in exchange for subscriptions receivable ($0.20/share)	84,500	8	16,892	-	(16,900)	-

Net loss for the period ended December 31, 2007	-	-	-	(2,764)	-	(2,764)

Balance - December 31, 2007	18,084,500	1,808	16,892	(2,764)	(16,900)	(964)

Receipt of prior period stock subscriptions	-	-	-	-	16,900	16,900

Issuance of common stock ($0.20/share)	29,500	3	5,897	-	-	5,900

Issuance of common stock for services ($0.20/share)	110,000	11	21,989	-	-	22,000

Net loss for the year ended December 31, 2008	-	-	-	(67,772)	-	(67,772)

Balance - December 31, 2008	18,224,000	$1,822	$44,778	$(70,536)	$-	$(23,936)

See accompanying notes to consolidated financial statements

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended	For the period from January 29, 2007 (Inception) to	For the period from January 29, 2007 (Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,772)	$(2,764)	$(70,536)
Stock issued for services - related parties	-	1,550	1,550
Stock issued for services	22,000	250	22,250
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable	16,650	-	16,650
Increase in accrued interest payable - related party	58	-	58
Net Cash Used In Operating Activities	(29,064)	(964)	(30,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	7,000	964	7,964
Proceeds from issuance of common stock	22,800	-	22,800
Net Cash Provided By Financing Activities	29,800	964	30,764

Net increase in cash	736	-	736

Cash - beginning of year/period	-	-	-

Cash - end of year/period	$736	$-	$736

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Supplemental Disclosure of Non Cash Financing Activities
Common stock issued in exchange for subscription receivable	$-	$16,900	$-

See accompanying notes to consolidated financial statements

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes Consolidated Financial Statements
December 31, 2008 and 2007

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Global Holdings, Inc. is a Nevada corporation incorporated on January 29, 2007. On September 26, 2007, the Company formed its wholly owned subsidiary, BZ Commercial Corp, a New Jersey corporation. The Company assists in securing asset based financing for smaller companies throughout the United States and Canada.

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include related party debt funding; equity based financing, obtaining agreements with factoring companies, and further implementation of the business plan. The Company will look to obtain additional debt and/or equity related funding opportunities.

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

A significant estimate in 2008 and 2007 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  At December 31, 2008 and 2007, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At December 31, 2008 and 2007, respectively, there were no balances that exceeded the federally insured limit.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes Consolidated Financial Statements
December 31, 2008 and 2007

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

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  For the period from January 29, 2007 (inception) to December 31, 2008, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share.  In 2008 and 2007, a separate computation of diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes Consolidated Financial Statements
December 31, 2008 and 2007

Income taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method,  deferred income tax assets and liabilities are determined based on differences  between the financial reporting and tax bases of assets and  liabilities  and are measured using the enacted tax rates and laws  that will be in effect  when the  differences  are  expected  to reverse.

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At December 31, 2008 and 2007, the Company did not record any liabilities for uncertain tax positions.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, loans payable - related party and accrued interest - related party, approximate fair value due to the relatively short period to maturity for these instruments.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During 2008 and 2007, the Company only operated in one segment; therefore, segment information has not been presented.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes Consolidated Financial Statements
December 31, 2008 and 2007

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 year. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes Consolidated Financial Statements
December 31, 2008 and 2007

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

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

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes Consolidated Financial Statements
December 31, 2008 and 2007

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $67,772 and net cash used in operations of $29,064 for the year ended December 31, 2008, and a working capital deficit of $23,936, and a stockholders’ deficit of $23,936 at December 31, 2008. In addition, the Company is in the development stage and has not yet generated any significant revenues.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities as well as continued efforts in obtaining debt or equity based financing. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 Loans Payable – Related Party

During 2007, the Company’s Chief Executive Officer advanced $964 to pay the Company’s expenses.  The advance is non-interest bearing, unsecured and due on demand.

During December 2008, the Company’s Chief Executive Officer advanced $7,000 to pay the Company’s expenses. The loan bears interest at 10%, is due one year from the issuance date and is unsecured.

All advances represent a 100% concentration in debt financing.

Note 4 Income Taxes

SFAS 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $47,000 at December 31, 2008 expiring through the year 2028.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes Consolidated Financial Statements
December 31, 2008 and 2007

Significant deferred tax assets at December 31, 2008 and 2007 are approximately as follows:

	December 31, 2008	December 31, 2007

Gross deferred tax assets:
Net operating loss carryforwards	$(19,000)	$(1,000)
Total deferred tax assets	(19,000)	(1,000)
Less: valuation allowance	19,000	1,000
Net deferred tax asset recorded	$-	$-

The valuation allowance at December 31, 2007 was approximately $1,000. The net change in valuation allowance during the year ended December 31, 2008 was an increase of approximately $18,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2008.

The actual tax benefit differs from the expected tax benefit for the year ended December 31, 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 9% for New Jersey state income taxes, a blended rate of 39.94%) as follows:

	December 31, 2008	December 31, 2007

Expected tax expense (benefit) - Federal	$(21,000)	$(1,000)
Expected tax expense (benefit) - State	(6,000)	(-)
Non-deductible stock issued for services	9,000	1,000
Change in valuation allowance	18,000	1,000
Actual tax expense (benefit)	$-	$-

Note 5 Stockholders’ Deficit

During March 2007, the Company issued 15,500,000 shares of common stock, having a fair value of $1,550 ($0.0001/share), to its founders for services rendered.

During March 2007, the Company issued 2,500,000 shares of common stock, having a fair value of $250 ($0.0001/share), based upon issuances of common stock to founders for services rendered.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes Consolidated Financial Statements
December 31, 2008 and 2007

During October through December 2007, the Company issued 84,500 shares of common stock to third party investors under a private placement in exchange for subscriptions receivable of $16,900 ($0.20/share), based upon the cash-offering price.  These subscriptions were received in January 2008.

During January and February 2008, the Company issued 29,500 shares of common stock to third party investors under a private placement for $5,900 ($0.20/share).

On July 21, 2008, the Company issued 10,000 shares of common stock for legal services rendered, having a fair value of $2,000 ($0.20/share), based upon the recent cash offering price.

During the year ended December 2008, the Company issued 100,000 shares of common stock for consulting services, having a fair value of $20,000 ($0.20/share), based upon the recent cash offering price.

Note 6 Subsequent Event

During March 2009, the Company’s Chief Executive Officer advanced $500 to pay Company expenses. The loan bears interest at 10%, is due one year from the issuance date and is unsecured.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our independent registered public accounting firm is Berman & Company,  P.A.,  no time have there been any disagreements regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United State’s generally accepted accounting principles (US GAAP), including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Directors and Officers are as follows:

Name	Age	Positions and Offices Held
Mitchell Cohen	49	President/CFO/Chairman of the Board of Directors
Stuart Davis	49	Secretary & Director

Mitchell Cohen

Mr. Cohen has over thirty years of experience in the Asset Based Financing industry.  For the last 15 years he has been the President of J.A.S. Commercial Corp, which is a company that locates financing for company's that generate sales over $1,000,000 per year. Mr. Cohen's expertise is in the Factoring area where he served as an Assistant Vice President with Nations Bank for 10 years prior to forming J.A.S. Commercial Corp. in 1993. Despite his Factoring background Mr Cohen has supplied lenders with many different types of Asset Backed Loans.  Mr. Cohen graduated from Queensborough Community College with an A.S. in Business.

Stuart Davis

Stuart Davis graduated Brooklyn College in 1981 with a BA in Economics.  Mr. Davis worked seventeen years in the brokerage industry.During his tenure in the brokerage industry in the 1980’s and 1990’s he worked for some of the largest brokerage firms , where he held the positions of Account Executive , Vice President, and Senior Vice President.  He participated in many initial public offerings and private placements.For the past eight years Mr. Davis has been the President of RJB Consulting Inc.  He has consulted with companies who need guidance on how to go public and survive being a public company.  He has assisted companies with going public.  Through his brokerage experience he also can advise clients where to go to raise capital.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2008 and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Mitchell Cohen President, Chief	2008	$0	0	0	0	0	0	0	$0
Financial Officer,	2007	$0	0	0	0	0	0	0	$0
Chairman of the Board of Driectors

Stuart Davis
Secretary & Director

Employment Agreements

We do not have any employment agreements in place with our officers and directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class(1)
Mitchell Cohen	8,000,000	44.14%
Stuart Davis	7,500,000	41.38%
All Executive Officers and Directors as a Group	15,500,000	85%

 (1) The percent of class is based on 18,224,000 shares of our common stock issued and outstanding as of March 27, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

PART IV

ITEM 14.	EXHIBITS

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to Form S-1 filed on May 6, 2008 (File No. 333-150651)	3.1	Certificate of Incorporation of 4301, Inc.

Incorporated by reference to Exhibit 3.2 to Form S-1 filed on May 6, 2008 (File No. 333-150651 )	3.2	By-Laws

Filed herewith	14	Code of Ethics

Filed herewith	31.1	Certification of Mitchell Cohen pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32.1	Certification of Mitchell Cohen pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 15.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31, 2008, we were billed approximately $12,000 for professional services rendered for the audit and review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2008

Tax Fees

For the Company’s fiscal year ended December 31, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Global Holdings, Inc.

By:	/s/ Mitchell Cohen
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Dated:	March 30, 2009

By:	/s/ Stuart Davis
Secretary and Director

Dated:	March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Mitchell Cohen	President	March 30, 2009
Mitchell Cohen	Chief Financial Officer, and Chairman of the Board of Directors

Name	Title	Date
/s/ Stuart Davis	Secretary and Director	March 30, 2009
Stuart Davis