Form 10-Q
period 2009-03-31
GLOBAL HOLDINGS INC
filed 2009-05-15
CIK 1427187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2009: 18,224,000 shares of common stock.

GLOBAL HOLDINGS, INC.

FORM 10-Q

March 31, 2009

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

SIGNATURE

 Item 1. Financial Information

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
March 31, 2009
(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets – As of March 31, 2009 (Unaudited) and December 31, 2008 (Audited)	1

Consolidated Statements of Operations – For the Three Months Ended March 31, 2009 and 2008 and for the Period from January 29, 2007 (Inception) to March 31, 2009 (Unaudited)	2

Consolidated Statements of Cash Flows – For the Three Months Ended March 31, 2009 and 2008 and for the Period from January 29, 2007 (Inception) to March 31, 2009 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4 - 9

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$161	$736
Total Current Assets	161	736

Total Assets	$161	$736

Current Liabilities
Accounts payable	$29,764	$16,650
Loans payable - related party	8,464	7,964
Accrued interest payable - related party	234	58
Total Current Liabilities	38,462	24,672

Stockholders’ Deficit
Preferred stock ($0.0001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.0001 par value, 200,000,000 shares authorized,
18,224,000 shares issued and outstanding)	1,822	1,822
Additional paid in capital	44,778	44,778
Deficit accumulated during development stage	(84,901)	(70,536)
Total Stockholders’ Deficit	(38,301)	(23,936)

Total Liabilities and Stockholders’ Deficit	$161	736

See accompanying notes to unaudited financial statements

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Period from January 29, 2007 (inception) to
	2009	2008	March 31, 2009

Revenues	$-	$-	$1,484

Operating expenses
General and administrative	14,365	12,969	86,385
Total operating expenses	14,365	12,969	86,385

Net loss	$(14,365)	$(12,969)	$(84,901)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	18,224,000	18,107,418	18,069,615

See accompanying notes to unaudited financial statements

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		For the period from January 29, 2007 (Inception) to
	2009	2008	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,365)	$(12,969)	$(84,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related parties	-	-	1,550
Stock issued for services	-	-	22,250
Accounts payable	13,114	-	29,764
Accrued interest payable - related party	176	-	234
Net Cash Used in Operating Activities	(1,075)	(12,969)	(31,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	500	-	8,464
Proceeds from issuance of common stock	-	22,800	22,800
Net Cash Provided by Financing Activities	500	22,800	31,264

Net increase (decrease) in cash	(575)	9,831	161

Cash - beginning of period	736	-	-

Cash - end of period	$161	$9,831	$161

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2008.  The interim results for the period ended March 31, 2009 are not necessarily indicative of results for the full fiscal year.

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

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and is in a state of fluctuation as a result of the credit crisis occurring in the United States. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

Also see Note 3 regarding going concern matters.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at March 31, 2009 and December 31, 2008, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At March 31, 2009 and December 31, 2008, respectively, there were no balances that exceeded the federally insured limit.

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

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  For the period from January 29, 2007 (inception) to March 31, 2009, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts payable, loans payable - related party and accrued interest payable - related party, approximate fair value due to the relatively short period to maturity for these instruments.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $14,365 and net cash used in operations of $1,075 for the three months ended March 31, 2009; and a working capital deficit of $38,301, an accumulated deficit of $84,901 and a stockholders’ deficit of $38,301 at March 31, 2009.  In addition, the Company is in the development stage and has not yet generated any significant revenues.

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

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

During January and February 2008, the Company issued 29,500 shares of common stock to third party investors under a private placement for $5,900 ($0.20/share).

On July 21, 2008, the Company issued 10,000 shares of common stock for legal services rendered, having a fair value of $2,000 ($0.20/share), based upon the recent cash offering price.

During 2008, the Company issued 100,000 shares of common stock for consulting services, having a fair value of $20,000 ($0.20/share), based upon the recent cash offering price.

Note 6 Subsequent Events

(A) Loans Payable – Related Party

On April 6, 2009, the Company’s Chief Executive Officer advanced $8,200 to pay the Company’s expenses. The loan bears interest at 10%, is due one year from the issuance date and is unsecured.

On April 20, 2009, the Company’s Chief Executive Officer advanced $3,900 to pay the Company’s expenses. The loan bears interest at 10%, is due one year from the issuance date and is unsecured

(B) Share Purchase Agreement

On April 13, 2009, the Company, its Chairman and Chief Executive Officer and its Secretary (collectively, the “Sellers”) entered into a Share Purchase Agreement (the “Agreement”) with Alpha 1 Security, Inc. (the “Purchaser”), pursuant to which the Sellers, shareholders of the Company, agree to sell an aggregate of 15,140,000 shares, which represents 83% of the issued and outstanding common shares of the Company, to the Purchaser. The transaction was expected to close within 30 days of this Agreement (the “Closing Date”). On the Closing Date, pursuant to the terms of the Agreement, the Sellers shall transfer 83% of all the issued and outstanding shares of the Company (the “Shares”) to the Purchaser for a purchase price of $370,000 (the “Purchase Price”).

The Purchase Price shall be paid in the following manner:

1.	Upon the execution of this Agreement, the Purchaser shall transfer $195,000 to the Sellers in accordance with the terms of this Agreement.

2.
Within 30 calendar days of the date of this Agreement, the Purchaser shall transfer $175,000 to be held in escrow in accordance with the terms of this Agreement.  In the event that the Additional Payment is not received within the thirty day period, then Purchaser can extend such period for an additional fifteen (15) days at its sole discretion. In consideration for such extension, the Sellers shall retain an additional 180,000 shares of the Company so that they will only be transferring a total of 14,960,000 shares. In the event that the Purchaser does not make the Additional Payment in a timely manner, chooses not to exercise this option or exercises the option and fails to make the Additional Payment within 15 days, then this Definitive Agreement shall be deemed null and void and Sellers shall retain the Initial Payment.

As of May 13, 2009, the Purchaser did not transfer the initial $195,000 and they have until May 28, 2009 to make full payment under the agreement.

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

Results of Operation

For the three months ended March 31, 2009 and for the three months ended March 31, 2008 we had revenues of $0 and $0, respectively. Expenses for the three months ended March 31, 2009 and for the three months ended March 31, 2008 totaled $14,365, and $12,969, respectively resulting in a loss from operations of $14,365 and $12,969, respectively.

Liquidity and Capital Resources

As of March 31, 2009 and December 31, 2008, we had $161 and $736, respectively in cash.

We do not believe we can satisfy our cash requirements for the next twelve months with our current cash and completion of our plan of operation is subject to attaining adequate revenue or raising additional funds. We cannot assure investors that adequate revenues will be generated or we will be able to raise funds as needed. In the absence of generating sufficient revenues or raising money we have been unable to proceed with our plan of operations.

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

We are still pursuing this plan but to date we have not been able to raise additional funds through either debtor equity offerings, without this additional cash we have been unable to pursue out plan of operations and begin generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse merger involving out company. At this stage, no definitive terms have been agreed to and neither party is currently bound to precede wit the merger.

Subsequent Event

On April 13, 2009, the Company, its Chairman and Chief Executive Officer and its Secretary (collectively, the “Sellers”) entered into a Share Purchase Agreement (the “Agreement”) with Alpha 1 Security, Inc. (the “Purchaser”), pursuant to which the Sellers, shareholders of the Company, agree to sell an aggregate of 15,140,000 shares, which represents 83% of the issued and outstanding common shares of the Company, to the Purchaser. The transaction was expected to close within 30 days of this Agreement (the “Closing Date”). On the Closing Date, pursuant to the terms of the Agreement, the Sellers shall transfer 83% of all the issued and outstanding shares of the Company (the “Shares”) to the Purchaser for a purchase price of $370,000 (the “Purchase Price”) to be paid in the following manner:

1.	Upon the execution of this Agreement, the Purchaser shall transfer $195,000 to the Sellers in accordance with the terms of this Agreement.

2.
Within 30 calendar days of the date of this Agreement, the Purchaser shall transfer $175,000 to be held in escrow in accordance with the terms of this Agreement.  In the event that the Additional Payment is not received within the thirty day period, then Purchaser can extend such period for an additional fifteen (15) days at its sole discretion. In consideration for such extension, the Sellers shall retain an additional 180,000 shares of the Company so that they will only be transferring a total of 14,960,000 shares. In the event that the Purchaser does not make the Additional Payment in a timely manner, chooses not to exercise this option or exercises the option and fails to make the Additional Payment within 15 days, then this Definitive Agreement shall be deemed null and void and Sellers shall retain the Initial Payment.

As of May 13, 2009, the Purchaser did not transfer the initial $195,000 and they have until May 28, 2009 to make full payment under the agreement.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 did not have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”. This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met. Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R did not have a material effect on its financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls. Mitchell Cohen, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report8 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Cohen concluded that our disclosure controls and procedures were effective as of March 31, 2009.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2009 as we implement our Sarbanes Oxley Act testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

GLOBAL HOLDINGS, INC.

Date: May 14, 2009	By:	/s/ Mitchell Cohen
Mitchell Cohen
President , CFO, CEO Chairman of the Board of Directors

GLOBAL HOLDINGS, INC.

Date: May 14, 2009	By:	/s/ Stuart Davis
Stuart Davis
Secretary and Director