Form 10-Q
period 2009-06-30
GLOBAL HOLDINGS INC
filed 2009-08-17
CIK 1427187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2009: 18,224,000 shares of common stock.

GLOBAL HOLDINGS, INC.

FORM 10-Q

June 30, 2009

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

SIGNATURE

 Item 1. Financial Information

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
June 30, 2009
(Unaudited)

CONTENTS

Page(s)
Consolidated Balance Sheets – As of June 30, 2009 (Unaudited)
and December 31, 2008 (Audited)	1

Consolidated Statements of Operations –
For the Three Months Ended June 30, 2009 and 2008, for the Six Months
Ended June 30, 2009 and 2008 and for the period from January 29, 2007
(Inception) to June 30, 2009 (Unaudited)	2

Consolidated Statements of Cash Flows –
For the Six Months Ended June 30, 2009 and 2008 and for the
Period from January 29, 2007 (Inception) to June 30, 2009 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4 - 11

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$-	$736
Total Current Assets	-	736

Total Assets	$-	$736

Current Liabilities
Accounts payable	$2,386	$16,650
Loans payable - related party	41,114	7,964
Accrued interest payable - related party	930	58
Total Current Liabilities	44,430	24,672

Stockholders’ Deficit
Preferred stock ($0.0001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.0001 par value, 200,000,000 shares authorized,
196,819,200 shares issued and outstanding)	19,682	19,682
Additional paid in capital	26,918	26,918
Deficit accumulated during development stage	(91,030)	(70,536)
Total Stockholders’ Deficit	(44,430)	(23,936)

Total Liabilities and Stockholders’ Deficit	$-	$736

See accompanying notes to unaudited financial statements.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from January 29, 2007 (inception) to
	2009	2008	2009	2008	June 30, 2009

Revenues	$-	$1,484	$-	$1,484	$1,484

General and administrative	6,130	8,056	20,494	21,025	92,514

Net loss	$(6,130)	$(6,572)	$(20,494)	$(19,541)	$(91,030)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - basic and diluted	196,819,200	195,631,200	196,819,200	195,595,655	195,335,317

See accompanying notes to unaudited financial statements.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For the period from January 29, 2007 (Inception) to
	2009	2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,494)	$(19,541)	$(91,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related parties	-	-	1,550
Stock issued for services	-	-	22,250
Accounts payable	(14,264)	-	2,386
Accrued interest payable - related party	872	-	930
Net Cash Used in Operating Activities	(33,886)	(19,541)	(63,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of prior period stock subscriptions	-	16,900	-
Proceeds from loans payable - related party	33,150	-	41,114
Proceeds from issuance of common stock	-	5,900	22,800
Net Cash Provided by Financing Activities	33,150	22,800	63,914

Net increase (decrease) in cash	(736)	3,259	(0)

Cash - beginning of period	736	-	-

Cash - end of period	$(0)	$3,259	$(0)

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2008.  The interim results for the period ended June 30, 2009 are not necessarily indicative of results for the full fiscal year.

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
June 30, 2009
(Unaudited)

Also see Note 3 regarding going concern matters.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at June 30, 2009 and December 31, 2008, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At June 30, 2009 and December 31, 2008, respectively, there were no balances that exceeded the federally insured limit.

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

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  For the period from January 29, 2007 (inception) to June 30, 2009, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

On June 18, 2009, the Company authorized a 10.8 to 1 stock split.  All share and per share amounts have been retroactively restated.

Stock-Based Compensation

All share-based payments to employees is recorded and expensed in the statement of operations as applicable under SFAS No. 123R “Share-Based Payment”.  SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.  The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

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
June 30, 2009
(Unaudited)

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
June 30, 2009
(Unaudited)

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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $20,494 and net cash used in operations of $33,886 for the six months ended June 30, 2009; and a working capital deficit of $44,430, an accumulated deficit of $91,030 and a stockholders’ deficit of $44,430 at June 30, 2009.  In addition, the Company is in the development stage and has not yet generated any significant revenues.

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
June 30, 2009
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

During April 2009, the Company’s Chief Executive Officer advanced $12,100 to pay Company expenses. The loan bears interest at 10%, is due one year from the issuance date and is unsecured.

During May 2009, the Company’s Chief Executive Officer advanced $20,000 to pay Company expenses. The loan bears interest at 10%, is due one year from the issuance date and is unsecured.

During June 2009, the Company’s Chief Executive Officer advanced $550 to pay Company expenses. The loan bears interest at 10%, is due one year from the issuance date and is unsecured.

All advances represent a 100% concentration in debt financing.

Note 5 Stockholders’ Deficit

During March 2007, the Company issued 167,400,000 shares of common stock, having a fair value of $1,550 ($0.000001/share), to its founders for services rendered.

During March 2007, the Company issued 27,000,000 shares of common stock, having a fair value of $250 ($0.000001/share), based upon issuances of common stock to founders for services rendered.

During October through December 2007, the Company issued 912,600 shares of common stock to third party investors under a private placement in exchange for subscriptions receivable of $16,900 ($0.02/share), based upon the cash-offering price.  These subscriptions were received in January 2008.

During January and February 2008, the Company issued 318,600 shares of common stock to third party investors under a private placement for $5,900 ($0.02/share).

On July 21, 2008, the Company issued 108,000 shares of common stock for legal services rendered, having a fair value of $2,000 ($0.02/share), based upon the recent cash offering price.

During 2008, the Company issued 1,080,000 shares of common stock for consulting services, having a fair value of $20,000 ($0.02/share), based upon the recent cash offering price.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

Note 6 Share Purchase Agreement

On April 13, 2009, the Company, its Chairman and Chief Executive Officer and its Secretary (collectively, the “Sellers”) entered into a Share Purchase Agreement (the “Agreement”) with Alpha 1 Security, Inc. (the “Purchaser”), pursuant to which the Sellers, shareholders of the Company, agree to sell an aggregate of 164,009,439 shares, which represents 83% of the issued and outstanding common shares of the Company, to the Purchaser. The transaction was expected to close within 30 days of this Agreement (the “Closing Date”). On the Closing Date, pursuant to the terms of the Agreement, the Sellers shall transfer 83% of all the issued and outstanding shares of the Company (the “Shares”) to the Purchaser for a purchase price of $370,000 (the “Purchase Price”).

The Purchase Price shall be paid in the following manner:

1.	Upon the execution of this Agreement, the Purchaser shall transfer $195,000 to the Sellers in accordance with the terms of this Agreement.

2.
Within 30 calendar days of the date of this Agreement, the Purchaser shall transfer $175,000 to be held in escrow in accordance with the terms of this Agreement.  In the event that the Additional Payment is not received within the thirty day period, then Purchaser can extend such period for an additional fifteen (15) days at its sole discretion. In consideration for such extension, the Sellers shall retain an additional 1,944,000 shares of the Company. In the event that the Purchaser does not make the Additional Payment in a timely manner, chooses not to exercise this option or exercises the option and fails to make the Additional Payment within 15 days, then this Definitive Agreement shall be deemed null and void and Sellers shall retain the Initial Payment.

3.
On May 15, 2009, the agreement was amended to say $170,000 will be paid upon signing the amendment and the additional $200,000 will be paid within 30 days. The sellers received $170,000 on May 17, 2009, but as of today no other monies have been paid. Alpha 1 is in violation of the agreement. To date, the sellers have informally extended this payment date, however, there is no certainty this agreement will close.

Note 7 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of June 30, 2009 and August 17, 2009, the date the financial statements were issued.

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

Results of Operation

For the six months ended June 30, 2009 and we had no revenues and for the six months ended June 30, 2008 we had $1,484 in revenues.  Expenses for the six months ended June 30, 2009 and for the six months ended June 30, 2008 totaled $20,494, and $21,025, respectively resulting in a loss from operations of $20,494 and $19,541, respectively.

Liquidity and Capital Resources

As of June 30, 2009 and December 31, 2008, we had $0 and $736, respectively in cash.

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

We are still pursuing this plan but to date we have not been able to raise additional funds through either debtor equity offerings, without this additional cash we have been unable to pursue out plan of operations and begin generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse merger involving out company. At this stage, no definitive terms have been agreed to and neither party is currently bound to precede with the merger.

On April 13, 2009, the Company, its Chairman and Chief Executive Officer and its Secretary (collectively, the “Sellers”) entered into a Share Purchase Agreement (the “Agreement”) with Alpha 1 Security, Inc. (the “Purchaser”), pursuant to which the Sellers, shareholders of the Company, agree to sell an aggregate of 164,009,439 shares, which represents 83% of the issued and outstanding common shares of the Company, to the Purchaser. The transaction was expected to close within 30 days of this Agreement (the “Closing Date”). On the Closing Date, pursuant to the terms of the Agreement, the Sellers shall transfer 83% of all the issued and outstanding shares of the Company (the “Shares”) to the Purchaser for a purchase price of $370,000 (the “Purchase Price”). The Purchase Price shall be paid in the following manner:

1.	Upon the execution of this Agreement, the Purchaser shall transfer $195,000 to the Sellers in accordance with the terms of this Agreement.

2.
Within 30 calendar days of the date of this Agreement, the Purchaser shall transfer $175,000 to be held in escrow in accordance with the terms of this Agreement.  In the event that the Additional Payment is not received within the thirty day period, then Purchaser can extend such period for an additional fifteen (15) days at its sole discretion. In consideration for such extension, the Sellers shall retain an additional 1,944,000 shares of the Company. In the event that the Purchaser does not make the Additional Payment in a timely manner, chooses not to exercise this option or exercises the option and fails to make the Additional Payment within 15 days, then this Definitive Agreement shall be deemed null and void and Sellers shall retain the Initial Payment.

3.
On May 15, 2009, the agreement was amended to say $170,000 will be paid upon signing the amendment and the additional $200,000 will be paid within 30 days. The sellers received $170,000 on May 17, 2009, but as of today no other monies have been paid. Alpha 1 is in violation of the agreement. To date, the sellers have informally extended this payment date, however, there is no certainty this agreement will close.

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

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a
replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

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

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls. Mitchell Cohen, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report8 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Cohen concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

Item 6. Exhibits and Reports of Form 8-K.

(a)         Exhibits

              31.1         Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

              32.1         Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)         Reports of Form 8-K

              On April 17, 2009, we filed a Form 8k with the SEC based on the share purchase agreement with Alpha 1, Inc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HOLDINGS, INC.

Date: August 17, 2009	By:	/s/ Mitchell Cohen
Mitchell Cohen
President , CFO, Chairman of the Board of Directors

GLOBAL HOLDINGS, INC.

Date: August 17, 2009	By:	/s/ Stuart Davis
Stuart Davis
Secretary and Director