Form 10-Q
period 2009-09-30
GLOBAL HOLDINGS INC
filed 2009-11-23
CIK 1427187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

GLOBAL HOLDINGS, INC.
(Exact name of registrant as specified in Charter)

Nevada	333-150651	20-8403198
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

3411 Preston Road, Suite C-13-216
Frisco, Texas 75034
 (Address of Principal Executive Offices)
 _______________

(972) 712-8991
 (Issuer Telephone number)
_______________

P.O. Box 6053
East Brunswick, New Jersey 08816
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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2009: 196,819,200 shares of common stock.

GLOBAL HOLDINGS, INC.

FORM 10-Q

September 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 1A.	Risk Factors
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
September 30, 2009
(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets – As of September 30, 2009 (Unaudited)
and December 31, 2008 (Audited)	1

Consolidated Statements of Operations –
For the Three Months Ended September 30, 2009 and 2008, for the Nine Months
Ended September 30, 2009 and 2008 and for the period from January 29, 2007
(Inception) to September 30, 2009 (Unaudited)	2

Consolidated Statements of Cash Flows –
For the Nine Months Ended September 30, 2009 and 2008 and for the
period from January 29, 2007 (Inception) to September 30, 2009 (Unaudited)	3

Notes to Consolidated Financial Statements (Unaudited)	4-11

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$11	$736
Total Current Assets	11	736

Total Assets	$11	$736
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$3,523	$16,650
Loans payable - related party	50,214	7,964
Accrued interest payable - related party	2,003	58
Total Current Liabilities	55,740	24,672

Stockholders’ Deficit
Preferred stock ($0.0001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.0001 par value, 200,000,000 shares authorized,
196,819,200 shares issued and outstanding)	19,682	19,682
Additional paid-in capital	26,918	26,918
Deficit accumulated during development stage	(102,328)	(70,536)
Total Stockholders’ Deficit	(55,728)	(23,936)

Total Liabilities and Stockholders’ Deficit	$11	$736

See accompanying notes to unaudited financial statements

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from January 29, 2007 (inception) to September 30,
	2009	2008	2009	2008	2009

Revenues	$-	$-	$-	$1,484	$1,484

General and administrative	11,298	24,881	31,792	45,906	103,812

Net loss	$(11,298)	$(24,881)	$(31,792)	$(44,422)	$(102,328)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding during the period - basic and diluted	196,819,200	195,714,548	196,819,200	195,635,574	195,483,866

See accompanying notes to unaudited financial statements

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		For the period from January 29, 2007 (Inception) to September 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,792)	$(44,422)	$(102,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related parties	-	-	1,550
Stock issued for services	-	2,000	22,250
Accounts payable	(13,127)	20,539	3,523
Accrued interest payable - related party	1,945	-	2,003
Net Cash Used in Operating Activities	(42,975)	(21,883)	(73,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	42,250	-	50,214
Proceeds from issuance of common stock	-	22,800	22,800
Net Cash Provided by Financing Activities	42,250	22,800	73,014

Net increase (decrease) in cash	(725)	917	11

Cash - beginning of period	736	-	-

Cash - end of period	$11	$917	$11

See accompanying notes to unaudited financial statements

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2008.  The interim results for the period ended September 30, 2009 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Global Holdings, Inc. is a Nevada corporation incorporated on January 29, 2007. On September 26, 2007, the Company formed its wholly-owned subsidiary, BZ Commercial Corp, a New Jersey corporation. The Company’s former operations were to assist in securing asset based financing for smaller companies throughout the United States and Canada. The Company was unable to successfully implement its business plan.

On November 4, 2009, Alpha 1 Security, Inc. (the “Purchaser”), purchased 161,568,000 shares of common stock, (the “Control Shares”) (approximately 82% of the outstanding shares at that time) of the Company’s common stock from existing shareholders. The sale was a private transaction with a third party and resulted in a change of control. In connection with this sale, the Company intends to change the focus of the business.  The Company also intends to change its name to Alpha 1 Security, Inc. during December 2009.

In connection with this private sale transaction, the Company’s former Chief Executive Officer forgave all outstanding debt and related accrued interest totaling $53,714 (see Notes 4 and 6).  Since this was a related party transaction, there was no gain on debt forgiveness, however; the Company charged additional paid-in capital.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

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

Risks and Uncertainties

The Company operates in an industry that is subject to competition and is in a state of fluctuation as a result of the credit crisis occurring in the United States.  The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at September 30, 2009 and December 31, 2008, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At September 30, 2009 and December 31, 2008, respectively, there were no balances that exceeded the federally insured limit.

Revenue Recognition

The Company recognizes consulting fees related to referrals of clients to brokerages under separate brokerage agreements with the Company.  These clients seek factoring services from the brokerages and the Company introduces the client to the brokerage.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

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

The Company failed to generate revenue during 2009, and the implementation of this business has ceased.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  For the period from January 29, 2007 (inception) to September 30, 2009, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

On June 18, 2009, the Company authorized a 10.8 to 1 stock split.  All share and per share amounts have been retroactively restated.

Stock-Based Compensation

All share-based payments to employees are recorded and expensed in the statement of operations.  Measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options are based on estimated fair values.  The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures.  Forfeitures should be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services is recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable

Fair Value of Financial Instruments

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

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $31,792 and net cash used in operations of $42,975 for the nine months ended September 30, 2009; and a working capital deficit of $55,728, an accumulated deficit of $102,328 and a stockholders’ deficit of $55,728 at September 30, 2009, respectively.  In addition, the Company is in the development stage and has not yet generated any significant revenues.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

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

During August 2009, the Company’s Chief Executive Officer advanced $6,000 to pay Company expenses. The loan bears interest at 10%, is due one year from the issuance date and is unsecured.

During September 2009, the Company’s Chief Executive Officer advanced $3,100 to pay Company expenses. The loan bears interest at 10%, is due one year from the issuance date and is unsecured.

All advances represent a 100% concentration in debt financing.  These loans were forgiven in connection with the change in control as described in Note 2.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

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

Note 6 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2009 and November 18, 2009, the date the financial statements were issued.

During October 2009, the Company’s Chief Executive Officer advanced $3,500 to pay Company expenses. The loan bears interest at 10%, is due one year from the issuance date and is unsecured.

On November 4, 2009, Alpha 1 Security, Inc. (the “Purchaser”), purchased 161,568,000 shares of common stock, (the “Control Shares”) (approximately 82% of the outstanding shares at that time) of the Company’s common stock from existing shareholders. The sale was a private transaction with a third party and resulted in a change of control. In connection with this sale, the Company intends to change the focus of the business.  The Company also intends to change its name to Alpha 1 Security, Inc. during December 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Global Holdings, Inc. was incorporated in the State of Nevada in January 2007. In September 2007, the Company formed its wholly-owned subsidiary, BZ Commercial. The Company is a development stage principally engaged in the business of providing consulting services to commercial corporations whose sales volumes are less than $1,000,000 per year. Through its subsidiary, the Company will attempt to secure Asset Based Financing facilities which could include Factoring, Inventory Lending, Purchase Order Financing, Accounts Receivable Financing and many other types of Asset Based Lending Facilities from lenders. In this regard, Factoring is the sale of a company’s invoices to a third party, known as a Factor. A Factor will purchase a company’s invoices for up to 90% of the total amount. The company would then get needed cash flow and the Factor takes on the risk of collecting the payments from the company’s customers. The creditworthiness of the company’s customers is very important and leads to better terms from a Factor.

Founded in 2007, the Company will target companies throughout the United States and Canada. The focus will be companies that cannot easily secure Asset Backed Financing. Specifically, the companies focused on may have management or historical corporate issues, be newly formed, have limited equity and/or sustained losses that reduce the value of the specific company’s assets.

We expect to have agreements in place with financial institutional lenders whom will pay us a fixed percentage of any loans or fees earned that will occur between our referred clients and the lender. We may also charge a fee to the client if we are successful in securing a financial arrangement.

Typically, we will have prospective  clients fill out applications and provide us with substantial business information, such as historical data, reference, credit reports, tax returns, etc., which we will package and supply to lenders that we feel will give our clients the best possible service, rates and system. Upon receiving approval from a lender to proceed with financing, we will assist our clients with deal execution and are only compensated when financing is received for our clients.

Results of Operation

For the nine months ended September 30, 2009 we had no revenues and for the nine months ended September 30, 2008 we had $1,484 in revenues, respectively.  Expenses for the nine months ended September 30, 2009 and for the nine months ended September 30, 2009 totaled $31,792, and $45,906, respectively, resulting in a loss from operations of $31,792 and $44,422, respectively.

Liquidity and Capital Resources

As of September 30, 2009 and December 31, 2008, we had $11 and $736, respectively in cash and cash equivalents.

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

We are still pursuing this plan but to date we have not been able to raise additional funds through either debtor equity offerings, without this additional cash we have been unable to pursue out plan of operations and begin generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse merger involving our company. At this stage, no definitive terms have been agreed to and neither party is currently bound to precede with the merger.

On April 13, 2009, the Company, its Chairman and Chief Executive Officer and its Secretary (collectively, the “Sellers”) entered into a Share Purchase Agreement (the “Agreement”) with Alpha 1 Security, Inc. (the “Purchaser”), pursuant to which the Sellers, shareholders of the Company, agree to sell an aggregate of 163,568,000 shares, which represents 83% of the issued and outstanding common shares of the Company, to the Purchaser. The transaction was expected to close within 30 days of this Agreement (the “Closing Date”). On the Closing Date, pursuant to the terms of the Agreement, the Sellers shall transfer 83% of all the issued and outstanding shares of the Company (the “Shares”) to the Purchaser.  On October 22, 2009, the Agreement with the Purchaser was amended to agree to sell an aggregate of 161,568,000 shares, which represents approximately 82% of the issued and outstanding common shares of the Company, to the Purchaser.

On November 4, 2009, the Purchaser purchased 161,568,000 shares of common stock, (the “Control Shares”) (approximately 82% of the outstanding shares at that time) of the Company’s common stock from existing shareholders. The sale was a private transaction with a third party and resulted in a change of control. In connection with this sale, the Company intends to change the focus of the business.  The Company also intends to change its name to Alpha 1 Security, Inc. during December 2009.

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

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls. Mitchell Cohen, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report8 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Cohen concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

GLOBAL HOLDINGS, INC.

Date: November 23, 2009	By:	/s/ Mark McCloy
Mark McCloy
President, CEO & CFO