Form 10-K
period 2009-12-31
GLOBAL HOLDINGS INC
filed 2010-04-15
CIK 1427187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	For the fiscal year ended December 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☐	For the transition period from ____________ to ______________

Commission file number 333-150651

GLOBAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8403198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3411 Preston Road, Suite C-13-216
Frisco, Texas 75034
 (Address of principal executive offices) (Zip Code)

(972) 712-8991
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
Common stock, par value $0.0001	Over-the-Counter/Pink Sheets

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of December 31, 2009, there were 196,819,200shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

ITEM 1.  BUSINESS.

BUSINESS DEVELOPMENT

Global Holdings, Inc. (“Global” or “Company”) was incorporated in the State of Nevada in January 2007. In September 2007, the Company formed its wholly-owned subsidiary, BZ Commercial. The Company is a development stage company.

Effective as of November 4, 2009 Global Holdings, Inc., Mitchell Cohen and Stuart Davis (collectively, the “Sellers”) and Alpha 1 Security, Inc. (“Alpha”), a Florida corporation, closed the Share Purchase Agreement, dated April 13, 2009 and all amendments thereto (the “Agreement”). Pursuant to the Agreement, Alpha purchased 161,568,000 outstanding shares of the Company’s common stock and the Sellers received a total of $387,000 for such purchase.  As a result of the Agreement, there was a change in control of the Company, and Russell Varnado, as Chairman and Director of Alpha 1 Security, Inc., acquired controlling interest of the Company from the Sellers. Alpha obtained 82% beneficial ownership interest in the Company.  Share Purchase Agreement by and among Global Holdings, Inc. and Mitchell Cohen and Stuart Davis, and Alpha 1 Security, Inc. dated April 13, 2009 and accompanying amendment was filed as an exhibit to the Form 8-K filed November 9, 2009.

Pursuant to the Agreement, effective as of November 4, 2009, Mitchell Cohen and Stuart Davis resigned from the Company’s Board of Directors and from their positions as Chief Executive Officer, President, Chief Financial Officer and Secretary respectively. In addition, Russell Varnado, Mark McCloy and John McKinnon were appointed to the Board of Directors of the Company. Moreover, effective as of November 4, 2009, Mark McCloy became Chief Executive Officer and President of the Company, replacing Mitchell Cohen as Chief Executive Officer, President and Chief Financial Officer of the Company; John McKinnon became Vice President of the Company; and Janice Ogletree became Secretary and Treasurer of the Company.  Subsequently, on December 15, 2009 each of the abovementioned officers and/or directors resigned and Terrence A. Tecco was appointed President, CEO and Director of the Board.  The Company remained Global Holdings, Inc. and did not change its name.

EMPLOYEES

We have no fulltime employees.

REGULATORY MANDATES

No industry specific governmental approvals are needed for the operation of the Company’s business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We have no properties and at this time have no agreements to acquire any properties.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company. There are no material proceedings to which any director, officer or affiliate of the Company or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Global is a publicly traded company on the OTC Bulletin Board under the trading symbol “GOHG.”

The following table sets forth the high and low sale prices for the Company’s common stock for the periods indicated. The prices below reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions.

December 31, 2009	Low price	High price
Year ended	$0.05	$0.06

HOLDERS OF RECORD

The Company has 46 registered shareholders of record.

DIVIDEND POLICY

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None.

UNREGISTERED SALE OF SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable as Global is a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Global Holdings Inc. will act as a technology incubator by offering a specialized menu of support resources and services. Global will develop technologies and seek to patent, distribute products into the market place and procure licensing agreements.

RESULTS OF OPERATION

For the year ended December 31, 2009 and 2008, we had revenues of $0 and $1,484, respectively. Operating expenses for the year ended December 31, 2009 and 2008 totaled $66,261, and $69,256, respectively resulting in a net loss of $66,261 and $67,772, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009 and 2008, we had $0 and $736, respectively in cash.

We believe we can satisfy our cash requirements for the next twelve months with continuous reliance on related party debt financing. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

We anticipate that our operational, and general and administrative expenses for the next 12 months will total approximately $50,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan. We have several companies in various stages of the acquisition process along with the filing of provisional patents regarding new technology acquired and will commence to market and license these technologies immediately.

CRITICAL ACCOUNTING POLICIES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

OFF BALANCE SHEET TRANSACTIONS

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable as Global is a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
December 31, 2009 and 2008

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets – As of December 31, 2009 and December 31, 2008	F2

Consolidated Statements of Operations –	F3
For the Years Ended December 31, 2009 and 2008, and for the
Period from January 29, 2007 (Inception) to December 31, 2009

Consolidated Statement of Changes in Stockholders’ Deficit –	F4
For the Years Ended December 31, 2009 and 2008, and for the
Period from January 29, 2007 (Inception) to December 31, 2009

Consolidated Statements of Cash Flows –	F5
For the Year Ended December 31, 2009 and 2008, and for the
Period from January 29, 2007 (Inception) to December 31, 2009

Notes to Consolidated Financial Statements	F6 - F13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Global Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Global Holdings, Inc. and Subsidiary (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2009 and 2008, and for the period from January 29, 2007 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting, Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion, An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Holdings, Inc. and Subsidiary (a development stage company) as of December 31, 2009 and 2008, and the results of its consolidated operations and its cash flows for the years ended December 31, 2009 and 2008, and for the period from January 29, 2007 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $66,261 and net cash used in operations of $51,486 for the year ended December 31, 2009; and a working capital deficit and a stockholders' deficit of $33,999 at December 31, 2009, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.
/s/ Elliot Berman
Elliot Berman
Boca Raton, Florida April 15, 2010

551 NW 77th Street Suite 107 • Boca Raton, FL 33487
Phone: (561) 864-4444 • Fax: (561) 892-3715
www.bermancpas.com · info@bermancpas,corn
Registered with the PCAO · Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountant'
Member Florida Institute of Certified Public Accountants

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008

Assets

Current Assets
Cash	$-	$736
Total Current Assets	-	736

Total Assets	$-	$736

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$28,945	$16,650
Loans payable - related party	5,000	7,964
Accrued interest payable - related party	54	58
Total Current Liabilities	33,999	24,672

Stockholders’ Deficit
Preferred stock ($0.0001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.0001 par value, 200,000,000 shares authorized,
196,819,200 shares issued and outstanding)	19,682	19,682
Additional paid-in capital	83,116	26,918
Deficit accumulated during development stage	(136,797)	(70,536)
Total Stockholders’ Deficit	(33,999)	(23,936)

Total Liabilities and Stockholders’ Deficit	$-	$736

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

	For the Year Ended December 31,		For the Period from January 29, 2007 (inception) to
	2009	2008	December 31, 2009

Revenues	$-	$1,484	$1,484

General and administrative expenses	66,261	69,256	138,281

Net loss	$(66,261)	$(67,772)	$(136,797)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding during the year/period - basic and diluted	196,819,200	195,667,525	195,605,380

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
For the period from January 29, 2007 ( Inception ) to December 31, 2009
				Accumulated
				During		Total
	Common Stock		Additional	Development	Subscriptions	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Receivable	Deficit

Issuance of common stock for services - related parties - founder shares ($0.00001/share)	167,400,000	$16,740	$(15,190)	$-	$-	$1,550

Issuance of common stock for consulting services ($0.00001/share)	27,000,000	2,700	(2,450)	-	-	250

Issuance of common stock in exchange for subscriptions receivable ($0.02/share)	912,600	91	16,809	-	(16,900)	-

Net loss for the period from inception to December 31, 2007	-	-	-	(2,764)	-	(2,764)

Balance December 31, 2007	195,312,600	19,531	(831)	(2,764)	(16,900)	(964)

Receipt of prior period stock subscriptions	-	-	-	-	16,900	16,900

Issuance of common stock ($0.02/share)	318,600	32	5,868	-	-	5,900

Issuance of common stock for services ($0.02/share)	1,188,000	119	21,881	-	-	22,000

Net loss for the year ended December 31, 2008	-	-	-	(67,772)	-	(67,772)

Balance - December 31, 2008	196,819,200	19,682	26,918	(70,536)	-	(23,936)

Debt forgiveness - related party	-	-	56,198	-	-	56,198

Net loss for the year ended December 31, 2009	-	-	-	(66,261)	-	(66,261)

Balance - December 31, 2009	196,819,200	$19,682	$83,116	$(136,797)	$-	$(33,999)

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended December 31,		For the period from January 29, 2007 (Inception) to
	2009	2008	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,261)	$(67,772)	$(136,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related parties	-	-	1,550
Stock issued for services	-	22,000	22,250
Accounts payable	12,295	16,650	28,945
Accrued interest payable - related party	2,480	58	2,538
Net Cash Used in Operating Activities	(51,486)	(29,064)	(81,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	50,750	7,000	58,714
Proceeds from issuance of common stock	-	22,800	22,800
Net Cash Provided by Financing Activities	50,750	29,800	81,514

Net increase (decrease) in cash	(736)	736	-

Cash - beginning of year/period	736	-	-

Cash - end of year/period	$0	$736	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year/period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Supplemental Disclosure of Non Cash Investing and Financing Activities:

Debt forgiveness - related party	$56,198	$-	$56,198

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Global Holdings, Inc. (“the Company”) is a Nevada corporation incorporated on January 29, 2007. On September 26, 2007, the Company formed its wholly-owned subsidiary, BZ Commercial Corp, a New Jersey corporation. The Company’s former operations were to assist in securing asset based financing for smaller companies throughout the United States and Canada. The Company was unable to successfully implement its business plan.

In a private transaction in November 2009, a then third party, who became the Company’s Chief Executive Officer, purchased 161,568,000 shares of common stock, (the “Control Shares”) (approximately 82% of the outstanding shares at that time) of the Company’s common stock from existing shareholders. The sale was a private transaction resulting in a change of control. In connection with this sale, the Company intends to change the focus of the business.

In connection with this transaction, the Company’s former Chief Executive Officer forgave all outstanding debt and related accrued interest due him, totaling $56,198.  Since this was a related party transaction, there was no gain on this forgiveness, and the Company credited additional paid-in capital.

Global Holdings is a technology incubator that seeks to foster growth of new technology based firms by offering a specialized menu of support resources and services.

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include related party debt funding; equity based financing, and further implementation of the business plan. The Company will look to obtain additional debt and/or equity related funding opportunities.

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

See Note 2 regarding going concern matters.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at December 31, 2009 and 2008, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At December 31, 2009 and 2008, respectively, there were no balances that exceeded the federally insured limit.

Revenue Recognition

In 2008, the Company recognized consulting fees related to referrals of clients to brokerages under separate brokerage agreements with the Company.  These clients sought factoring services from the brokerages and the Company introduced the client to the brokerage.

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

Earnings per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from January 29, 2007 (inception) to December 31, 2009, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

On June 18, 2009, the Company authorized a 10.8 to 1 stock split.  All share and per share amounts have been retroactively restated.

Income taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

Share-based payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in cost of goods sold or general and administrative expense in the consolidated statement of operations, depending on the nature of the services provided.

Segment Information

During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $66,261 and net cash used in operations of $51,486 for the year ended December 31, 2009; and a working capital deficit and stockholders’ deficit of $33,999 at December 31, 2009, respectively.  In addition, the Company is in the development stage and has not yet generated any significant revenues.

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

Note 3 Loans Payable – Related Party and Forgiveness

The following represents advances made by the Company’s former Chief Executive Officer for the years ended December 31, 2009, 2008 and 2007:

2009	$45,750
2008	7,000
2007	964
Total since inception	$53,714

All advances bore interest at 10%, were unsecured and were due one year from their issuance date, prior to the debt forgiveness.

The following is a summary related to the old debt:

Balance – December 31, 2008	$7,964
Proceeds	45,750
Accrued interest	2,484
Forgiveness	(56,198)
Balance - December 31, 2009	$-

During November 2009, the Company’s new Chief Executive Officer advanced $5,000 to pay Company expenses. The loan bears interest at 7%, is unsecured and due on demand.

In 2010, the Company’s new Chief Executive Officer advanced $12,700 to pay Company expenses. The loans bear interest at 7%, are unsecured and due on demand.

Note 4 Income Taxes

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $113,000 at December 31, 2009 expiring through the year 2029.  Internal Revenue Code places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).

Significant deferred tax assets at December 31, 2009 and 2008 are approximately as follows:

	2009	2008

Gross deferred tax assets:
Net operating loss carryforwards	$(45,000)	$(19,000)
Total deferred tax assets	(45,000)	(19,000)
Less: valuation allowance	45,000	19,000
Net deferred tax asset recorded	$-	$-

The valuation allowance at December 31, 2008 was approximately $19,000. The net change in valuation allowance during the year ended December 31, 2009 was an increase of approximately $26,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2009 and 2008, respectively.

The actual tax benefit differs from the expected tax benefit for the years ended December 31, 2009 and 2008, respectively (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 9% for New Jersey state income taxes, a blended rate of 39.94%) as follows:

	2009	2008

Expected tax expense (benefit) - Federal	$(20,000)	$(21,000)
Expected tax expense (benefit) - State	(6,000)	(6,000)
Non-deductible stock issued for services	-	9,000
Change in valuation allowance	26,000	18,000
Actual tax expense (benefit)	$-	$-

Note 5 Fair Value

The fair value of the Company's financial assets and liabilities reflects the Company's estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company's investment strategy is focused on capital preservation. The Company intends to invest in instruments that meet credit quality standards.  The current expectation is to maintain cash and cash equivalents, once these resources are available.

At December 31, 2009, the Company has no instruments that require additional disclosure.

Note 6 Stockholders’ Deficit

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

Note 7 Contingencies

Litigations, claims and assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims, that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Note 8 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of December 31, 2009 and April 15, 2010, the date the financial statements were issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our independent registered public accounting firm is Berman & Company, P.A., no time have there been any disagreements regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A (T).  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual report, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Our principal executive officer and principal financial officer have concluded, based on their evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as a result of the material weakness in internal control discussed below.

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or deposition of a company’s assets that could have a material effect on its financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting.

Management of the Company conducted an evaluation of the effectiveness, as of December 31, 2009, of the Company’s internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on its evaluation under the COSO Framework, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009 due to the material weakness noted below.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

c) Changes in Internal Control Over Financial Reporting

Effective as of November 4, 2009 Global Holdings, Inc. (the “Company”), Mitchell Cohen and Stuart Davis (collectively, the “Sellers”) and Alpha 1 Security, Inc. (“Alpha”), a Florida corporation, closed the Share Purchase Agreement, dated April 13, 2009 and all amendments thereto (the “Agreement”). Pursuant to the Agreement, Alpha purchased 161,568,000 outstanding shares of the Company’s common stock and the Sellers received a total of $387,000 for such purchase.  As a result of the Agreement, there was a change in control of the Company, and Russell Varnado, as Chairman and Director of Alpha 1 Security, Inc., acquired controlling interest of the Company from the Sellers. Alpha obtained 82% beneficial ownership interest in the Company.

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below is information regarding the Company’s current directors and executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Title
Terrence A. Tecco		President & CEO, Director

Terrence A. Tecco, President & CEO of Global Holdings, Inc., has over fifteen years of experience in the public finance sector. For the last ten years he has been Pres. of KPV Holdings, which is a company that acquires public shells and assists companies in going public. Mr. Tecco had previously been involved in the oil and gas industry and been an account executive with Merrill Lynch. He is a graduate of Kent State University with a BA in Finance and Economics.

ITEM 11.  EXECUTIVE COMPENSATION.

December 31, 2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terrence A. Tecco President & CEO, Director
	2009	0							0
	2008	0							0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists stock ownership of the Company’s Common Stock. The information includes beneficial ownership by (i) holders of more than 5% of Common Stock, (ii) each of the four directors and executive officers and (iii) all directors and executive officers as a group. Each person named in the table has sole voting and investment power with respect to all shares of the Company’s Common Stock beneficially owned by them.

Name and Address of Owner	Title of Class	Number of Shares Owned (1)	Percentage of Class
Mr. Terrence A. Tecco 9700 Honeysuckle Drive Frisco, TX 75035	Common Stock	159,568,000	81.07%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The audit fees for 2008 totaled $16,800 and the audit fees for 2009 totaled $16,300.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
No.	Description
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Holdings, Inc.

April 15, 2010	By:	/s/ Terrence A. Tecco
Terrence A. Tecco
President & CEO