Form 10-K/A
period 2009-12-31
GLOBAL HOLDINGS INC
filed 2010-04-16
CIK 1427187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

ITEM 1B.  UNRESO LVED STAFF COMMENTS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STO CKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

OFF BALANCE SHEET TRANSACTIONS

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DIS CLOSURES ABOUT MARKET RISK.

Not applicable as Global is a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEME NTARY DATA.

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

ITEM 9B.  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE O FFICERS AND CORPORATE GOVERNANCE.

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

ITEM 13.  CERTAIN RELATIONSHI PS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14.  PRINCIPAL ACCOUNT ING FEES AND SERVICES.

The audit fees for 2008 totaled $16,800 and the audit fees for 2009 totaled $16,300.

PART IV

ITEM 15.  E XHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Global Holdings, Inc.

April 16, 2010	By:	/s/ Terrence A. Tecco
Terrence A. Tecco
President & CEO