Form 10-Q
period 2010-03-31
GLOBAL HOLDINGS INC
filed 2010-05-18
CIK 1427187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 31, 2010: 196,819,200 shares of common stock.

GLOBAL HOLDINGS, INC.

FORM 10-Q

March 31, 2010

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

Item 1. Financial Information

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
March 31, 2010
(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets – As of March 31, 2010 (unaudited) December 31, 2009 (audited)	1

Consolidated Statements of Operations – For the Three Months Ended March 31, 2010 and 2009, and from January 29, 2007 (Inception) to March 31, 2010 (unaudited)	2

Consolidated Statement of Stockholders’ Deficit – From January 29, 2007 (Inception) to March 31, 2010 (unaudited)	3

Consolidated Statements of Cash Flows – For the Three Months Ended March 31, 2010 and 2009, and from January 29, 2007 (Inception) to March 31, 2010 (unaudited)	4

Notes to Consolidated Financial Statements (Unaudited)	5.9

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets

Current Assets
Prepaid	$2,000	-
Total Current Assets	2,000	-

Total Assets	$2,000	$-

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable	$64,182	$28,945
Loans payable - related party	17,700	5,000
Accrued interest payable - related party	309	54
Total Current Liabilities	82,191	33,999

Stockholders’ Deficit
Preferred stock ($0.0001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.0001 par value, 200,000,000 shares authorized,
196,819,200 shares issued and outstanding)	19,682	19,682
Additional paid-in capital	83,116	83,116
Deficit accumulated during development stage	(182,988)	(136,797)
Total Stockholders’ Deficit	(80,191)	(33,999)

Total Liabilities and Stockholders’ Deficit	$2,000	$(0)

See accompanying notes to financial statements.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended March 31,		From January 29, 2007 (inception) to
	2010	2009	March 31, 2010

Revenues	$-	$-	$1,484

General and administrative expenses	46,191	14,365	184,473

Net loss	$(46,191)	$(14,365)	$(182,989)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares
outstanding during the period - basic and diluted	196,819,200	196,819,200	195,704,603

See accompanying notes to financial statements.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
From January 29, 2007 ( Inception ) to March 31, 2010
(Unaudited)

				Deficit
				Accumulated
				During		Total
	Common Stock		Additional	Development	Subscriptions	Stockholders'
	Shares	Amount	Paid-in Capital	Stage	Receivable	Deficit

Issuance of common stock for services - related parties - founder shares ($0.00001/share)	167,400,000	$16,740	$(15,190)	$-	$-	$1,550

Issuance of common stock for consulting services ($0.00001/share)	27,000,000	2,700	(2,450)	-	-	250

Issuance of common stock in exchange for subscriptions receivable ($0.02/share)	912,600	91	16,809	-	(16,900)	-

Net loss for the period from inception to December 31, 2007	-	-	-	(2,764)	-	(2,764)

Balance December 31, 2007	195,312,600	19,531	(831)	(2,764)	(16,900)	(964)

Receipt of prior period stock subscriptions	-	-	-	-	16,900	16,900

Issuance of common stock ($0.02/share)	318,600	32	5,868	-	-	5,900

Issuance of common stock for services ($0.02/share)	1,188,000	119	21,881	-	-	22,000

Net loss for the year ended December 31, 2008	-	-	-	(67,772)	-	(67,772)

Balance - December 31, 2008	196,819,200	19,682	26,918	(70,536)	-	(23,936)

Debt forgiveness - related party	-	-	56,198	-	-	56,198

Net loss for the year ended December 31, 2009	-	-	-	(66,261)	-	(66,261)

Balance - December 31, 2009	196,819,200	19,682	83,116	(136,797)	-	(33,999)

Net loss for the three months ended March 31, 2010	-	-	-	(46,191)	-	(46,191)

Balance - March 31, 2010	196,819,200	$19,682	$83,116	$(182,988)	$-	$(80,191)

See accompanying notes to financial statements.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		From January 29, 2007 (Inception) to
	2010	2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,191)	$(14,365)	$(182,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related parties	-	-	1,550
Stock issued for services	-	-	22,250
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Prepaid	(2,000)	-	(2,000)
Accounts payable	35,237	13,114	64,182
Accrued interest payable - related party	255	176	2,793
Net Cash Used in Operating Activities	(12,700)	(1,075)	(94,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related party	12,700	500	71,414
Proceeds from issuance of common stock	-	-	22,800
Net Cash Provided by Financing Activities	12,700	500	94,214

Net decrease in cash	(0)	(575)	0

Cash - beginning of period	-	736	-

Cash - end of period	$(0)	$161	$0

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Supplemental Disclosure of Non Cash Investing and Financing Activities:

Debt forgiveness - related party	$-	$-	$56,198

See accompanying notes to financial statements.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2009 and 2008.  The interim results for the period ended March 31, 2010 are not necessarily indicative of results for the full fiscal year.

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

In a private transaction in November 2009, a then third party, who became the Company’s Chief Executive Officer, purchased 161,568,000 shares of common stock, (the “Control Shares”) (approximately 82% of the outstanding shares at that time) of the Company’s common stock from existing shareholders. The sale was a private transaction resulting in a change of control. In connection with this sale, the Company changed the focus of the business.

In connection with this transaction, the Company’s former Chief Executive Officer forgave all outstanding debt and related accrued interest, totaling $56,198.  Since this was a related party transaction, there was no gain on this forgiveness, and the Company credited additional paid-in capital.

Global Holdings now is looking to foster growth of new technology based firms by offering a specialized menu of support resources and services.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
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

Earnings per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. For the period from January 29, 2007 (inception) to March 31, 2010, the Company had no common stock equivalents that could potentially dilute future earnings (loss) per share; hence, a separate computation of diluted earnings (loss) per share is not presented.

On June 18, 2009, the Company authorized a 10.8 to 1 stock split.  All share and per share amounts have been retroactively restated.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, “Fair Value Measurements” ("ASC 820") to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance was effective for financial periods beginning after December 15, 2009, except the requirement to disclose Level 3 transactions on a gross basis, which becomes effective for financial periods beginning after December 15, 2010. ASU 2010-06 did not have a significant effect on the Company’s consolidated financial position or results of operations.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $46,191 and net cash used in operations of $12,700 for the three months ended March 31, 2010; and a working capital deficit and stockholders’ deficit of $80,191 at March 31, 2010, respectively.  In addition, the Company is in the development stage and has not yet generated any significant revenues.

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
March 31, 2010
(Unaudited)

Note 4 Loans Payable – Related Party and Forgiveness

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

During January 2010, the Company’s new Chief Executive Officer advanced $12,000 to pay Company expenses. The loan bears interest at 7%, is unsecured and due on demand.

During February 2010, the Company’s new Chief Executive Officer advanced $700 to pay Company expenses. The loan bears interest at 7%, is unsecured and due on demand.

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
March 31, 2010
(Unaudited)

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

Results of Operation

For the three months ended March 31, 2010 and for the three months ended March 31, 2009, we had no revenues.  Expenses for the three months ended March 31, 2010 and for the three months ended March 31, 2009 totaled $46,191, and $14,365, respectively, resulting in a loss from operations of $46,191 and $14,365, respectively.

Liquidity and Capital Resources

As of March 31, 2010 and December 31, 2009, the Company does not have any cash.

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

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 4T.  Controls and Procedures

(a) Evaluation of Disclosure Controls. Terrence A. Tecco, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Tecco concluded that our disclosure controls and procedures were effective as of March 31, 2010.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2010 as we implement our Sarbanes Oxley Act testing.

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

31.2         Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1         Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2         Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL HOLDINGS, INC.

Date: May 17, 2010	By:	/s/ Terrence A. Tecco
Terrance A. Tecco
President, CEO & CFO