Form 10-Q
period 2010-06-30
GLOBAL HOLDINGS INC
filed 2010-08-23
CIK 1427187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2010: 196,819,200 shares of common stock.

GLOBAL HOLDINGS, INC.

FORM 10-Q

June 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved).
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

CONTENTS

Page(s)
Condensed Consolidated Balance Sheets – As of June 30, 2010
and December 31, 2009 (Unaudited)	1

Condensed Statements of Expenses –
For the Three Months and Six Months Ended June 30, 2010 and 2009,
and for the period from January 29, 2007
(Inception) to June 30, 2010 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows –
For the Six Months Ended June 30, 2010 and 2009 and for the
Period from January 29, 2007 (Inception) to June 30, 2010 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4 - 5

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2010	December 31, 2009

Assets

Current Assets

Total Assets	$-	$-

Current Liabilities
Accounts payable	$71,746	$28,945
Loans payable - related party	19,700	5,000
Accrued interest payable - related party	622	54
Total Current Liabilities	92,068	33,999

Stockholders’ Deficit
Preferred stock ($0.0001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.0001 par value, 400,000,000 shares authorized,
196,819,200 shares issued and outstanding)	19,682	19,682
Additional paid in capital	83,116	83,116
Deficit accumulated during development stage	(194,866)	(136,797)
Total Stockholders’ Deficit	(92,068)	(33,999)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to unaudited financial statements.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Expenses
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from January 29, 2007 (inception) to
	2010	2009	2010	2009	June 30, 2010

Revenues	$-	$-	$-	$-	$1,484

General and administrative	11,878	6,130	58,069	20,494	196,350

Net loss	$(11,878)	$(6,130)	$(58,069)	$(20,494)	$(194,866)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period
- basic and diluted	196,819,200	196,819,200	196,819,200	196,819,200

See accompanying notes to unaudited financial statements.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For the period from January 29, 2007 (Inception) to
	2010	2009	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,069)	$(20,494)	$(194,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related parties	-	-	1,550
Stock issued for services	-	-	22,250
Accounts payable	42,801	(14,264)	71,747
Accrued interest payable - related party	568	872	3,106
Net Cash Used in Operating Activities	(14,700)	(33,886)	(96,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of prior period stock subscriptions	-	-	-
Proceeds from loans payable - related party	14,700	33,150	73,414
Proceeds from issuance of common stock	-	-	22,800
Net Cash Provided by Financing Activities	14,700	33,150	96,214

Net increase (decrease) in cash	-	(736)	-

Cash - beginning of period	-	736	-

Cash - end of period	$-	$-	$-

See accompanying notes to unaudited financial statements.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments have been made which are necessary for a fair financial statement presentation.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2009 and 2008.  The interim results for the period ended June 30, 2010 are not necessarily indicative of results for the full fiscal year.

On June 4, 2010 the Company and its stockholders amended Company’s Articles of Incorporation to increase the total Authorized Shares from Two Hundred Five Million (205,000,000) to Four Hundred Million (400,000,000) Common Shares, with a par value of $0.0001 per share.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations for the six months ended June 30, 2010 and a working capital deficit and stockholders’ deficit at June 30, 2010.  In addition, the Company is in the development stage and has not yet generated any significant revenues.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)

Note 3 Loans Payable – Related Party

During January 2010, the Company’s new Chief Executive Officer advanced $12,000 to pay Company expenses. The loan bears interest at 7%, is unsecured and due on demand.

During February 2010, the Company’s new Chief Executive Officer advanced $700 to pay Company expenses. The loan bears interest at 7%, is unsecured and due on demand.

During February 2010, the Company’s new Chief Executive Officer advanced $2,000 to pay Company expenses. The loan bears interest at 7%, is unsecured and due on demand.

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

Results of Operation

 For the three and six months ended June 30, 2010 and for the six months ended June 30, 2009, we had no revenues.  Expenses for the six months ended June 30, 2010 and for the six months ended June 30, 2009 totaled $58,069, and $20,494, respectively, resulting in a loss from operations of $58,069 and $20,494, respectively.

Liquidity and Capital Resources

As of June 30, 2010 and December 31, 2009, the Company does not have any cash.

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

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls. Terrence A. Tecco, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Tecco concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

None

Item 5. Other Information.

None

Item 6. Exhibits

(a)         Exhibits

31.1         Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1         Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Holdings, Inc.

Date: August 23, 2010	By:	/s/Terrence A. Tecco
President and Chief Executive Officer, President, CFO