Form 10-Q
period 2010-09-30
GLOBAL HOLDINGS INC
filed 2010-11-22
CIK 1427187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 30, 2010: 196,819,200 shares of common stock.

GLOBAL HOLDINGS, INC.

FORM 10-Q

September 30, 2010

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

Item 1. Financial Information

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Financial Statements
September 30, 2010
(Unaudited)

CONTENTS

Page(s)
Condensed Consolidated Balance Sheets – As of September 30, 2010
and December 31, 2009 (Unaudited)	1

Condensed Statements of Expenses –
For the Three Months and Nine Months Ended September 30, 2010 and 2009,
and for the period from January 29, 2007
(Inception) to September 30, 2010 (Unaudited)	2

Condensed Consolidated Statements of Cash Flows –
For the Nine Months Ended September 30, 2010 and 2009 and for the
Period from January 29, 2007 (Inception) to September 30, 2010 (Unaudited)	3

Notes to Condensed Consolidated Financial Statements (Unaudited)	4 - 5

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2010	December 31, 2009

Assets

Current Assets

Total Assets	$-	$-

Current Liabilities
Accounts payable	$81,464	$28,945
Loans payable - related party	19,700	5,000
Accrued interest payable - related party	967	54
Total Current Liabilities	102,131	33,999

Stockholders’ Deficit
Preferred stock ($0.0001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.0001 par value, 400,000,000 shares authorized,
196,819,200 shares issued and outstanding)	19,682	19,682
Additional paid in capital	83,116	83,116
Deficit accumulated during development stage	(204,929)	(136,797)
Total Stockholders’ Deficit	(102,131)	(33,999)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to unaudited financial statements.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Expenses
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from January 29, 2007 (inception) to
	2010	2009	2010	2009	September 30, 2010

Revenues	$-	$-	$-	$-	$1,484

General and administrative	10,063	11,298	68,132	31,792	206,413

Net loss	$(10,063)	$(11,298)	$(68,132)	$(31,792)	$(204,929)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period
- basic and diluted	196,819,200	196,819,200	196,819,200	196,819,200

See accompanying notes to unaudited financial statements.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		For the period from January 29, 2007 (Inception) to
	2010	2009	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,132)	$(31,792)	$(204,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services - related parties	-	-	1,550
Stock issued for services	-	-	22,250
Accounts payable	52,519	(13,128)	81,464
Accrued interest payable - related party	913	1,945	3,451
Net Cash Used in Operating Activities	(14,700)	(42,975)	(96,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Receipt of prior period stock subscriptions	-	-	-
Proceeds from loans payable - related party	14,700	42,250	73,414
Proceeds from issuance of common stock	-	-	22,800
Net Cash Provided by Financing Activities	14,700	42,250	96,214

Net increase (decrease) in cash	-	(725)	-

Cash - beginning of period	-	736	-

Cash - end of period	$-	$11	$-

See accompanying notes to unaudited financial statements.

Global Holdings, Inc. and Subsidiary
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2010
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2009 and 2008.  The interim results for the period ended September 30, 2010 are not necessarily indicative of results for the full fiscal year.

On June 4, 2010 the Company and its stockholders amended Company’s Articles of Incorporation to increase the total Authorized Shares from Two Hundred Five Million (205,000,000) to Four Hundred Million (400,000,000) Common Shares, with a par value of $0.0001 per share.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations for the nine months ended September 30, 2010 and a working capital deficit and stockholders’ deficit at September 30, 2010.  In addition, the Company is in the development stage and has not yet generated any significant revenues.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
September 30, 2010
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

Results of Operation

For the three and nine months ended September 30, 2010 and 2009, we had no revenues.  Expenses for the nine months ended September 30, 2010 andSeptember 30, 2009 totaled $68,132, and $31,792, respectively, resulting in a loss from operations of $68,132 and $31,792, respectively.

Liquidity and Capital Resources

As of September 30, 2010 and December 31, 2009, the Company did not have any cash.

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

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls. Terrence A. Tecco, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Tecco concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Item 1.Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4.Submission of Matters to a Vote of Security Holders.

None

Item 5.Other Information.

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

Global Holdings, Inc.

Date: November 22, 2010	By:	/s/Terrence A. Tecco
President and Chief Executive Officer, President, CFO